Form 10-Q
period 2000-03-31
COSO FINANCE PARTNERS
filed 2000-05-12
CIK 1088870

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended   March 31, 2000
                                                 --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to ______________

Commission File Number:       333-83815
                              ---------

                              COSO FINANCE PARTNERS
                              ---------------------
             (Exact name of registrant as specified in its charter)

                California                           68-0133679
                ----------                           ----------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

   1114 Avenue of the Americas, 41st Floor, New York, New York      10036-7790
   -----------------------------------------------------------      ----------
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

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [ X]  Yes       [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Not Applicable
                                 --------------




                             COSO FINANCE PARTNERS
                                   Form 10-Q
                      For the Quarter Ended March 31, 2000



PART I.  FINANCIAL INFORMATION                                         Page No.

ITEM 1.  Financial Statements


         CAITHNESS COSO FUNDING CORP.
         Unaudited condensed balance sheet at March 31, 2000 and
           December 31, 1999                                                  4
         Unaudited condensed statement of operations for the period
           ended March 31, 2000                                               5
         Unaudited condensed statement of cash flows for the period
           ended March 31, 2000                                               6
         Notes to the unaudited condensed financial statements                7

         COSO FINANCE PARTNERS
         Unaudited condensed combined balance sheets at March 31, 2000
           and December 31, 1999                                              8
         Unaudited condensed combined statements of operations for
           the three months ended March 31, 2000, the two months ended
           February 28, 1999, the one month ended March 31, 1999 and the
           three months ended March 31, 1999                                  9
         Unaudited  condensed  combined  statements  of  cash flows for the three months ended March 31, 2000, the two months ended
           February 28, 1999,  the one month ended March 31, 1999, and the
           three months ended March 31, 1999.                                10
         Notes to the unaudited condensed combined financial statements      11

         COSO ENERGY DEVELOPERS
         Unaudited condensed balance sheets at March 31, 2000
           and December 31, 1999                                             12
         Unaudited condensed statements of operations for the three months ended March  31,  2000,  the  two  months  ended
           February 28, 1999, the one month ended March 31, 1999 and
           the three months ended March 31, 1999                             13
         Unaudited condensed statements of cash flows for the three months ended March 31, 2000, the two months ended February 28, 1999, the one month ended March 31, 1999, and the three months
           ended March 31, 1999.                                             14
         Notes to the unaudited condensed financial statements               15

         COSO POWER DEVELOPERS
         Unaudited condensed balance sheets at March 31, 2000
           and December 31, 1999                                             16
         Unaudited condensed statements of operations for the three months  ended  March  31,  2000,  the  two  months  ended
           February 28, 1999, the one month ended March 31, 1999 and
           the three months ended March 31, 1999                             17
         Unaudited condensed statements of cash flows for the three months ended March 31, 2000, the two months ended February 28, 1999, the one month ended March 31, 1999, and the three
           months ended March 31, 1999.                                      18
         Notes to the unaudited condensed financial statements               19

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 20

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   28
ITEM 2.  Change in Securities and Use of Proceeds                            29
ITEM 3.  Defaults upon Senior Securities                                     29
ITEM 4.  Submission of Matters to a Vote of Security Holders                 29
ITEM 5.  Other Information                                                   29
ITEM 6.  Exhibits and Reports on Form 8-K                                    29


                                             CAITHNESS COSO FUNDING CORP.
                                          UNAUDITED CONDENSED BALANCE SHEET
                                               (Dollars in thousands)



                                                                 March 31,      December 31,
                                                                   2000            1999
                                                                                  (Note)
Assets:
   Accrued interest receivable............................      $   9,221       $   1,392
   Project loan to Coso Finance Partners..................        145,994         151,550
   Project loan to Coso Energy Developers.................        103,795         107,900
   Project loan to Coso Power Developers..................        110,546         153,550
                                                                  -------         -------
                                                                $ 369,556       $ 414,392
                                                                  =======         =======

Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable............................      $   9,221       $   1,392
      6.80% notes due 2001................................         57,335         110,000
      9.05% notes due 2009................................        303,000         303,000
                                                                  -------         -------
Total liabilities.........................................        369,556         414,392
Stockholders' equity......................................          ---             ---
                                                                  -------         -------
                                                                $ 369,556       $ 414,392
                                                                  =======         =======

Note: The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




          See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)


                                                          Three Months
                                                             Ended
                                                           March 31,
                                                             2000


Interest income......................................    $     9,221
Interest expense.....................................         (9,221)
                                                             -------
   Net income........................................    $      ---
                                                             =======







   See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                         Three Months
                                                            Ended
                                                          March 31,
                                                             2000



Cash flows from investing activities.................    $  52,665
Cash flows from financing activities.................      (52,665)
                                                           -------
                                                             ---
   Net change in cash................................    $ =======







    See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.) was incorporated on April 22, 1999, in Delaware. Funding Corp. is a special purpose corporation that was formed for the purpose of issuing senior secured notes on behalf of Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the Coso partnerships), affiliates of Funding Corp. Funding Corp. has loaned all of the proceeds from the offering of 6.80% senior secured notes due 2001 and 9.05% senior secured notes due 2009 (a total of $413 million) to the Coso partnerships, and the Coso partnerships have jointly and severally guaranteed on a senior secured basis, repayment of the senior secured notes.

Funding Corp. has no material assets other than the loans, and the accrued interest thereon, that have been made to the Coso partnerships. Also, Funding Corp. does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1999.

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



                                                COSO FINANCE PARTNERS
                                     UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                   March 31,       December 31, 1999
                                                                                      2000              (Note)
                                                                                  (New Basis)

Assets:
   Cash.......................................................................        $  13,334         $  7,821
   Restricted cash and investments............................................           20,051           25,001
   Accounts receivable........................................................            2,888            5,154
   Prepaid expenses & other assets............................................               46              --
   Amounts due from related parties...........................................            2,460            4,508
   Property, plant & equipment, net...........................................          154,318          153,879
   Power purchase agreement, net..............................................           13,101           13,388
   Investment in China Lake Plant Services, Inc...............................            4,196            4,212
   Deferred financing costs, net..............................................            3,619            3,749
                                                                                        -------          -------
                                                                                      $ 214,013        $ 217,712
                                                                                        =======          =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................        $  14,536        $  16,236
   Amounts due to related parties.............................................            3,735              564
   Project loan...............................................................          145,994          151,550
                                                                                       --------          -------
                                                                                        164,265          168,350
Partners' capital.............................................................           49,748           49,362
                                                                                       --------          -------
                                                                                      $ 214,013        $ 217,712
                                                                                       ========          =======



Note: The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




            See accompanying notes to the unaudited condensed combined financial statements



                                                COSO FINANCE PARTNERS
                                UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)


                                              Three Months      Two Months        One Month      Three Months
                                                  Ended           Ended             Ended            Ended
                                                March 31,      February 28,       March 31,        March 31,
                                                  2000            1999              1999              1999
                                               (New Basis)     (Old Basis)       (New Basis)

  Revenue:
    Energy revenues.........................   $  7,725        $   8,098         $  4,399       $     12,497
    Capacity................................      1,255              474              237                711
    Interest and other income...............        323              824              827              1,651
                                                 ------           ------          -------             ------
        Total revenue.......................      9,303            9,396            5,463             14,859


  Operating expenses:
     Plant operating expenses...............      2,072            3,125            1,458              4,583
     Royalty expense........................      1,189              987              451              1,438
     Depreciation and amortization..........      2,353            1,604              783              2,387
                                                 ------           ------          -------             ------
        Total operating expenses............      5,614            5,716            2,692              8,408


        Operating income....................      3,689            3,680            2,771              6,451


  Other expenses:
      Interest expense......................      3,173              663            1,630              2,293
      Costs related to acquisition debt             130              ---              ---                ---
                                                 ------           ------           ------             ------
        Total other expenses................      3,303              663            1,630              2,293


        Net income..........................   $    386        $   3,017         $  1,141         $    4,158
                                                 ======           ======           ======             ======










                   See accompanying notes to the unaudited condensed combined financial statements



                                                COSO FINANCE PARTNERS
                                UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                         Three Months      Two Months     One Month     Three Months
                                                             Ended            Ended         Ended          Ended
                                                           March 31,       February 28,    March 31,     March 31,
                                                              2000            1999           1999           1999
                                                          (New Basis)      (Old Basis)    (New Basis)



Net cash provided by operating activities..............     $  8,624       $  6,592       $  2,665        $  9,257
Net cash provided by (used in) investing activities....        2,445           (538)          (397)           (935)
Net cash provided by (used in) financing activities....       (5,556)        (1,926)           ---          (1,926)
                                                             -------         ------         ------          ------
Net change in cash and cash equivalents................     $  5,513       $  4,128       $  2,268        $  6,396
                                                             =======         ======         ======          ======








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

(2)      Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1999.

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

(3)      Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company Inc.'s (CalEnergy) interest in CFP for approximately $62.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CFP, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

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



                                               COSO ENERGY DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                   March 31,         December 31,
                                                                                     2000                1999
                                                                                  (New Basis)           (Note)


Assets:
   Cash...................................................................      $    14,937          $    6,423
   Restricted cash and investments........................................            5,916               9,806
   Accounts receivable....................................................            5,444               6,095
   Prepaid expenses and other assets......................................              146                 100
   Amounts due from related parties.......................................            1,123                 761
   Property, plant and equipment, net.....................................          162,964             165,650
   Power purchase agreement, net..........................................           20,281              20,549
   Investment in Coso Transmission Line Partners..........................            2,981               2,981
   Investment in China Lake Plant Services, Inc...........................            1,262               1,228
   Deferred financing costs, net..........................................            2,718               2,798
                                                                                    -------             -------
                                                                                $   217,772          $  216,391
                                                                                    =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $     6,028          $    6,681
   Amounts due to related parties.........................................           24,972              22,460
   Project loan...........................................................          103,795             107,900
                                                                                    -------             -------
                                                                                    134,795             137,041
   Partners' capital......................................................           82,977              79,350
                                                                                    -------             -------
                                                                                 $  217,772          $  216,391
                                                                                    =======             =======





Note: The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                  See accompanying notes to the unaudited condensed financial statements



                                               COSO ENERGY DEVELOPERS
                                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                                               (Dollars in thousands)



                                              Three Months        Two Months          One Month      Three Months
                                                 Ended               Ended               Ended           Ended
                                               March 31,          February 28,          March 31,      March 31,
                                                 2000                1999                 1999           1999
                                             (New Basis)          (Old Basis)         (New Basis)



Revenue:
   Energy revenues......................      $ 5,953             $ 16,716             $ 3,434         $ 20,150
   Capacity.............................        1,227                  817                 410            1,227
   Interest and other income............        5,315                   78                 118              196
                                              -------             --------             -------           ------
      Total revenue.....................       12,495               17,611               3,962           21,573


Operating expenses:
  Plant operating expenses..............        2,539                4,039               1,604            5,643
  Royalty expense.......................           65                1,592                 347            1,939
  Depreciation and amortization.........        3,876                2,550               1,175            3,725
                                               ------               ------              ------           ------
       Total operating expenses.........        6,480                8,181               3,126           11,307


       Operating income.................        6,015                9,430                 836           10,266


Other expenses:
   Interest expense.....................        2,308                  616               1,233            1,849
   Costs related to acquisition debt....           80                  ---                ---              ---
                                               ------             --------             -------          -------
    Total other expenses................        2,388                  616               1,233            1,849


      Net income (loss).................      $ 3,627            $   8,814            $   (397)       $   8,417
                                               ======             ========             =======          =======









                       See accompanying notes to the unaudited condensed financial statements



                                               COSO ENERGY DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                           Three Months     Two Months       One Month       Three Months
                                                              Ended           Ended            Ended            Ended
                                                            March 31,       February 28,      March 31,        March 31,
                                                              2000              1999           1999             1999
                                                           (New Basis)      (Old Basis)     (New Basis)




Net cash provided by operating activities..............     $   9,651         $  10,367      $  6,595        $ 16,962
Net cash provided by (used in) investing activities....         2,968               120          (294)           (174)
Net cash provided by (used in) financing activities....        (4,105)              425          (198)            227
                                                              -------           -------        ------          ------

Net change in cash and cash equivalents................     $   8,514         $  10,912       $ 6,103        $ 17,015
                                                              =======           =======        ======          ======










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

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1999.

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

(3)      Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company, Inc.'s (CalEnergy) interest in CED for approximately $69.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CED, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

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



                                                COSO POWER DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                   March 31,            December 31,
                                                                                      2000                  1999
                                                                                  (New Basis)              (Note)


Assets
   Cash.....................................................................      $     22,653         $     6,020
   Restricted cash and investments..........................................            11,516              54,338
   Accounts receivable......................................................             5,598              20,540
   Prepaid expenses and other assets........................................                46                 ---
   Amounts due from related parties.........................................             7,540               7,058
   Property, plant and equipment, net.......................................           144,521             147,522
   Power purchase agreement, net............................................            27,712              28,409
   Investment in Coso Transmission Line Partners............................             3,660               3,660
   Investment in China Lake Plant Services, Inc.............................             2,079               2,098
   Deferred financing costs, net............................................             3,432               3,624
                                                                                      --------            --------
                                                                                   $   228,757         $   273,269
                                                                                      ========            ========

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................       $    10,425         $    12,163
   Amounts due to related parties...........................................             3,262               3,225
   Project loan.............................................................           110,546             153,550
                                                                                      --------            --------
                                                                                       124,233             168,938
Partners' capital...........................................................           104,524             104,331
                                                                                      --------            --------
                                                                                   $   228,757         $   273,269
                                                                                      ========            ========



Note: The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





          See accompanying notes to the unaudited condensed financial statements



                                                COSO POWER DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)


                                                    Three Months         Two Months           One Month            Three Months
                                                        Ended              Ended                Ended                 Ended
                                                      March 31,          February 28,          March 31,            March 31,
                                                        2000                1999                1999                  1999
                                                     (New Basis)         (Old Basis)         (New Basis)

Revenue:
   Energy revenues..............................     $   8,554           $ 16,687             $ 6,716               $ 23,403
   Capacity.....................................         1,234                822                 412                  1,234
   Interest and other income....................           529                150                 156                    306
                                                        ------             ------              ------                -------
     Total revenue..............................        10,317             17,659               7,284                 24,943


Operating expenses:
   Plant operating expenses.....................         2,105              3,195               1,293                  4,488
   Royalty expense..............................         1,775              1,806               1,064                  2,870
   Depreciation and amortization................         3,698              2,339               1,188                  3,527
                                                       -------           --------            --------                -------
     Total operating expenses...................         7,578              7,340               3,545                 10,885


     Operating income...........................         2,739             10,319               3,739                 14,058


Other expenses:
   Interest expense.............................         2,354                953               1,792                  2,745
   Costs related to acquisition debt............           192                ---                 ---                    ---
                                                        ------            -------             -------                -------
      Total other expenses......................         2,546                953               1,792                  2,745


      Net income................................       $   193          $   9,366           $   1,947             $   11,313
                                                        ======           ========            ========              =========










                       See accompanying notes to the unaudited condensed financial statements



                                                COSO POWER DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)



                                                            Three Months     Two Months      One Month         Three Months
                                                                Ended          Ended           Ended               Ended
                                                              March 31,     February 28,     March 31,            March 31,
                                                                2000            1999           1999                 1999
                                                            (New Basis)     (Old Basis)     (New Basis)


Net cash provided by operating activities..............     $  16,815       $  12,016        $  6,265            $  18,281
Net cash provided by (used in) investing activities....        42,822          (1,126)           (218)              (1,344)
Net cash provided by (used in) financing activities....       (43,004)          1,766             518                2,284
                                                             --------         -------         -------              -------
Net change in cash and cash equivalents................     $  16,633       $  12,656        $  6,565            $  19,221
                                                             ========         =======         =======              =======













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

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 1999.

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

(3)      Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company, Inc.'s (CalEnergy) interest in CPD for approximately $75.0 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CPD, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Each Coso partnership sells 100% of the electrical energy generated at its plant to Southern California Edison ("Edison") under a long-term Standard Offer No.4 power purchase agreement. Each Partnership's power purchase agreement expires after the final maturity date of the 6.8% Series B Senior Secured Notes due 2001 and the 9.05% Series B Senior Secured Notes due 2009 issued by Funding Corp.

         Each Coso partnership receives the following payments under its power purchase agreement:

o Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the life of each power purchase agreement;

o Capacity bonus payments if the Coso partnership is able to produce electricity above a specified higher level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

o Energy payments which are based on the amount of electricity the Coso partnership's plant actually produces.

       Energy payments are fixed for the first ten years of firm operation under each power purchase agreement. Firm operation was achieved for each Coso partnership when Edison and that Coso partnership agreed that each generating unit at such Coso partnership's plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until a Coso partnership's power purchase agreement expires, Edison makes energy payments to the Coso partnership based on Edison's "avoided cost of energy". Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce the energy itself or buy it from another power producer rather than buy it from the relevant Coso partnership. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010. The fixed energy price period in the power purchase agreement expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership and in January 2000 for the Navy II partnership.

         The Coso Partnerships have implemented a steam-sharing program, which they established under a Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso projects. Under the steam-sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

         For the three months ended March 31, 2000 (and since January 12, 2000 for the Navy II partnership), Edison's average avoided cost of energy paid to the Navy I, the BLM and the Navy II Partnerships was 3.25(cent) per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. It is not possible to predict the likely level of future avoided cost of energy prices.

         The Coso Partnerships are required to make royalty payments to the Navy and the Bureau of Land Management. The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the Navy Contract. For Units 2 and 3, the Navy I partnership's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I partnership through 2003 and will increase to 20% from 2004 through 2009. The BLM partnership pays a 10% royalty to the Bureau of Land Management based on the value of steam produced. The Navy II partnership pays a royalty to the Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10.0% of electricity sales through 1999, and increased to 18.0% for 2000 through 2004 and will increase to 20.0% from 2005 through the end of the contract term.

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

Capacity Utilization

         For purposes of consistency in financial presentation, the plant capacity factor for each of the Coso partnerships is based on a nominal capacity amount of 80MW (240MW in the aggregate). The Coso partnerships have a gross operating capacity that allows for the production of electricity in excess of their nominal capacity amounts. Utilization of this operating capacity is based upon a number of factors and can be expected to vary throughout the year under normal operating conditions.

         The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                                     Three Months Ended
                                                           March 31


                                                  2000                1999
                                                  ----                ----
   Navy I Partnership (stand alone)
     Operating capacity factor                    113.3%              74.8%
     Capacity (MW) (average)                      90.62              59.81
     kWh produced (000s)                        197,916            129,141

   BLM Partnership (stand alone)
     Operating capacity factor                    106.3%             110.6%
     Capacity (MW) (average)                      85.06              88.51
     kWh produced (000s)                        185,858            191,056

   Navy II Partnership (stand alone)
     Operating capacity factor                    113.9%             112.7%
     Capacity (MW) (average)                      91.08              90.19
     kWh produced (000s)                        198,906            194,718


         The Navy I partnership's energy production for the three months ended March 31, 2000, was 197.9 million kWh as compared to 129.1 million kWh for the same period in 1999, an increase of 53.3%. This increase for the three months ended March 31, 2000, is attributable to the outage of one turbine generator unit during that period in 1999. The changes in energy production for the Navy II and BLM partnership's were insignificant over the two periods.

Results of Operations for the three months ended March 31, 2000 and 1999

         The  following   discusses  the  results  of  operations  of  the  Coso
partnerships for the three months ending March 31, 2000 and 1999 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                               Three Months Ended               Three Months Ended
                                                 March 31, 2000                    March 31, 1999

                                                $             cents/kWh          $           cents/kWh
                                                -             ---------          -           ---------
Total Operating Revenues
  Navy I partnership                          8,980              4.5           13,208            10.2
  BLM partnership                             7,180              3.9           21,377            11.2
  Navy II partnership                         9,788              4.9           24,637            12.7

Capacity & Capacity Bonus Revenues
  Navy I partnership                          1,255              0.6              711             0.6
  BLM partnership                             1,227              0.7            1,227             0.6
  Navy II partnership                         1,234              0.6            1,234             0.6

Energy Revenues
  Navy I partnership                          7,725              3.9           12,497             9.7
  BLM partnership                             5,953              3.2           20,150            10.5
  Navy II partnership                         8,554              4.3           23,403            12.0

         Total operating revenues for the Navy I partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $9.0 million for the three months ended March 31, 2000, as compared to $13.2 million for the same period in 1999, a decrease of 31.8%. The Navy I partnership capacity and capacity bonus revenues were $1.3 million for the three months ended March 31, 2000, as compared to $0.7 million for the comparable period in 1999, an increase of 85.7%. The Navy I partnership's energy revenues were $7.7 million for the three months ended March 31, 2000, as compared to $12.5 million for the same period in 1999, a decrease of 38.4%. The decreases in operating and energy revenues for the three month period ending March 31, 2000, were primarily due to a reduction in steam transfers from the Navy I partnership to the BLM partnership and the Navy II partnership during that period. These two partnerships were both receiving higher fixed energy prices under their respective power purchase agreements during the same period in 1999 and were passing along the additional revenue to Navy I. For the three months ended March 31, 2000, the Navy I partnership recorded steam transfer revenues of approximately $ 0.3 million from the BLM partnership and $ 0.9 million from the Navy II partnership. Steam transfer revenues for the three months ended March 31, 2000, were a total of $1.2 million as compared to $8.5 million for the same period in 1999, a decrease of $7.3 million. The decrease in steam transfer revenues was partially offset by an increase in energy revenues excluding the steam transfer payments of $2.6 million due to the outage of one turbine generator unit during that period in 1999 which increased capacity and capacity bonus revenues during that same period in 2000.

         Total operating revenues for the BLM partnership were $ 7.2 million for the three months ended March 31, 2000, as compared to $21.4 million for the same period in 1999, a decrease of 66.4%. The BLM partnership's energy revenues were $6.0 million for the three months ended March 31, 2000, as compared to $20.2 million for the same period in 1999, a decrease of 70.3%. These significant decreases were due to the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999 the BLM partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula, the BLM partnership has been receiving an average of approximately 3.25 cents per kWh for energy delivered. The decrease in revenues due to the reduction in energy price was partially offset by a reduction in steam transfer payments to the Navy I partnership of $3.2 million compared to the same period in 1999.

         Total operating revenues for the Navy II partnership were $9.8 million for the three months ended March 31, 2000, as compared to $24.6 million for the same period in 1999, a decrease of 60.2%. The Navy II partnership's energy revenues were $8.6 million for the three months ended March 31, 2000, as compared to $23.4 million for the same period in 1999, a decrease of 63.2%. The decreases were due to the expiration in January 2000 of the fixed energy price period under the Navy II partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until January 11, 2000, the Navy II partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula, the Navy II partnership has been receiving an average of approximately 3.25 cents per kWh for energy delivered. Similar decreases are expected in the upcoming quarters as the Navy II partnership experiences the full effect of the expiration of the fixed energy price period. The decrease in revenues due to the reduction in energy price has been partially offset by a reduction in steam transfer payments to the Navy I partnership of $4.1 million compared to the same period in 1999.

Interest and Other Income

                             Three Months Ended             Three Months Ended
                               March 31, 2000                 March 31, 1999

                             $        cents/kWh             $        cents/kWh
                             -        ---------             -        ---------
Navy I partnership          323           0.2            1,651           1.3
BLM partnership           5,315           2.9              196           0.1
Navy II partnership         529           0.3              306           0.2

     The Navy I partnership's interest and other income were $323,000 for the three months ended March 31, 2000, as compared to $1.7 million for the same period in 1999, a decrease of 81.0%. The decrease for the three months ended March 31, 2000, is attributable to a $1.6 million insurance recovery recorded during the first quarter of 1999 in connection with the shut-down of one of the Navy I partnership's turbine generator unit. The partnership has recovered $500,000 with respect to the insurance and has reserved the remaining $1.1 million pending resolution of the insurance claim. The decrease was partially offset by an increase in interest income due to a larger restricted cash balance during the three months ended March 31, 2000 from that of March 31, 1999. The BLM partnership's interest and other income was $5.3 million for the three months ended March 31, 2000, as compared to $196,000 for the same period in 1999. This increase of $5.1 million was primarily due to a legal settlement of $5 million with Dow Chemical Company ("Dow") paid to the BLM partnership combined with a larger restricted cash balance during the three months ended March 31, 2000 from that of March 31, 1999. The Navy II partnership's interest and other income was $529,000 for the three month period ending March 31, 2000, as compared to $306,000 for the same period in 1999, an increase of 72.9%. The increase resulted from increased interest income due to a larger restricted cash balance required by the senior secured notes during the three months ended March 31, 2000 from that of March 31, 1999.

Plant Operations

                           Three Months Ended               Three Months Ended
                              March 31, 2000                   March 31, 1999

                           $           cents/kWh             $         cents/kWh
                           -           ---------             -         ---------

Navy I partnership      2,072             1.0              4,583          3.5
BLM partnership         2,539             1.4              5,643          3.0
Navy II partnership     2,105             1.1              4,488          2.3

         The Navy I partnership's operating expenses, including operating and general and administrative expenses, were $2.0 million for the three months ended March 31, 2000, as compared to $4.6 million for the same period in 1999, a decrease of 56.5%. The BLM partnership's operating expenses, including operating and general and administrative expenses, were $2.5 million for the three months ended March 31, 2000, as compared to $5.6 million for the same period in 1999, a decrease of 55.4%. The Navy II partnership's operating expenses, including operating and general and administrative expenses, were $2.1 million for the three months ended March 31, 2000, as compared to $4.5 million for the same period in 1999, a decrease of 53.3%. The decreases for each of the partnerships for the three months ended March 31, 2000, as compared to 1999, were primarily due to reductions in legal expenses as a result of a settlement agreement with Edison that is subject to California Public Utility Commission approval and reductions in operator and management committee fees due to the replacement of the Coso project's prior operator and managing partner. Operating costs were also reduced as compared to the same period in 1999 with the exception of property tax payments for the Navy I and Navy II partnerships. The Coso Partnerships are currently disputing their property tax assessment with the County of Inyo.

Royalty Expenses

                             Three Months Ended            Three Months Ended
                               March 31, 2000                March 31, 1999

                           $            cents/kWh          $           cents/kWh
                           -            ---------          -           ---------
Navy I partnership       1,189             0.6           1,438             1.1
BLM partnership             65             0.0           1,939             1.0
Navy II partnership      1,775             0.9           2,870             1.5


         The Navy I partnership's royalty expense was $1.2 million for the three months ended March 31, 2000, as compared to $1.4 million for the same period in 1999, a decrease of 14.3%. This decrease was due to decreased steam sharing revenues over the same period in 1999. The BLM partnership's royalty expense was $65,000 for the three months ended March 31, 2000, as compared to $1.9 million for the same period in 1999, a decrease of 96.6%. This decrease was due to a reduction in BLM partnership's revenue caused by the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments under Edison's avoided cost of energy since that time. The Navy II partnership's royalty expense was $1.8 million for the three months ended March 31, 2000, as compared to $2.9 million for the same period in 1999, a decrease of 37.9%. This decrease was due to a reduction in Navy II partnership revenues caused by the expiration of the fixed energy price period under the Navy II partnership's power purchase agreement in January 2000 and the receipt of energy payments under Edison's avoided cost of energy since that time partially offset by an increase in royalty rate for that same period in 2000.

Depreciation and Amortization

                           Three Months Ended           Three Months Ended
                             March 31, 2000               March 31, 1999

                            $           cents/kWh        $          cents/kWh
                            -           ---------        -          ---------
Navy I partnership        2,353            1.2         2,387            1.9
BLM partnership           3,876            2.1         3,725            2.0
Navy II partnership       3,698            2.0         3,527            1.8

         The BLM partnership's depreciation and amortization expense was $3.9 million for the three months ended March 31, 2000, as compared to $3.7 million for the same period in 1999, a increase of 5.4%. The Navy II partnership's depreciation and amortization expense was $3.7 million for the three months ended March 31, 2000, as compared to $3.5 million for the same period in 1999, an increase of 5.7%. These increases were primarily due to an increase in capital improvements.

Interest Expense and Other Related Costs

                        Three Months Ended               Three Months Ended
                          March 31, 2000                   March 31, 1999


                           $           cents/kWh        $          cents/kWh
                           -           ---------        -          ---------
Navy I partnership       3,303           1.7          2,293            1.8
BLM partnership          2,388           1.3          1,849            0.9
Navy II partnership      2,546           1.3          2,745            1.4



         The Navy I partnership's interest expense and other related costs were $3.3 million for the three months ended March 31, 2000, as compared to $2.3 million for the same period in 1999, an increase of 43.5%. The BLM partnership's interest expense and other related costs were $2.4 million for the three months ended March 31, 2000, as compared to $1.8 million for the same period in 1999, an increase of 33.3%. The Navy II partnership's interest expense and other related costs were $2.5 million for the three months ended March 31, 2000, as compared to $2.7 million for the same period in 1999, a decrease of 7.4%. These changes were due to the allocation of outstanding debt balances resulting from the $413 million senior secured financing which closed on May 28, 1999.

Liquidity and Capital Resources

         Each of the Navy I partnership, the BLM partnership and the Navy II partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. The Coso partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and development costs, distributions to partners and payments with respect to the project debt.

         The following table sets forth a summary of each Coso partnership's cash flows for the three months ended March 31, 2000 and March 31, 1999.

                                                                       Three Months           Three Months
                                                                          Ended                  Ended
                                                                         March 31,              March 31,
                                                                           2000                   1999
Navy I partnership (stand alone)
  Net cash provided by operating activities                             $  8,624              $   9,257
  Net cash provided by (used in) investing activities                      2,445                   (935)
  Net cash provided by (used in) financing activities                     (5,556)                (1,926)
                                                                          ------                -------
       Net change in cash and cash equivalents                          $  5,513              $   6,396
                                                                          ======                =======

BLM partnership (stand alone)
  Net cash provided by operating activities                            $   9,651              $  16,962
  Net cash provided by (used in) investing activities                      2,968                   (174)
  Net cash provided by (used in) financing activities                     (4,105)                   227
                                                                          ------                -------
      Net change in cash and cash equivalents                          $   8,514              $  17,015
                                                                          ======                =======

Navy II partnership (stand alone)
  Net cash provided by operating activities                           $   16,815              $  18,281
  Net cash provided by (used in) investing activities                     42,822                 (1,344)
  Net cash provided by (used in) financing activities                    (43,004)                 2,284
                                                                         -------                -------
      Net change in cash and cash equivalents                         $   16,633              $  19,221
                                                                         =======                =======


         The Navy I partnership's cash flows from operating activities decreased by $633,000 for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to a reduction in net income caused by a decrease in steam transfer revenue. The decrease was partially offset by an increase in cash flows caused by decreases in both accounts receivable and intercompany receivables.

         Cash used in investing activities at the Navy I partnership decreased by $3.4 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to the use of restricted cash, for the repayment of the project loan.

         The Navy I partnership's cash flows from financing activities decreased by $3.6 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to repayment of the project loan.

         The BLM partnership's cash flows from operating activities decreased by $7.3 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to a reduction in net income resulting from the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Cash flows from operating activities also decreased due to increases in both accounts receivable and prepaid expenses.

         Cash used in investing activities at the BLM partnership decreased by $3.1 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to the use of restricted cash, for the repayment of the project loan.

         The BLM partnership's cash flows from financing activities decreased by $4.3 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to repayment of the project loan.

         The Navy II partnership's cash flows from operating activities decreased by $1.5 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to a reduction in net income caused by the expiration in early January 2000 of the fixed energy price period under the Navy II partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. The decrease in cash flows was partially offset by a decrease in accounts receivable.

         Cash used in investing activities at the Navy II partnership's decreased by $44.2 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to the use of restricted cash for the repayment of the project loan.

         The  Navy  II  partnership's  cash  flows  from  financing   activities
decreased by $45.3 million for the three months ended March 31, 2000 as compared to March 31, 1999, primarily due to repayment of the project loan.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Settlement of Litigation

      In February 2000, the Navy I, Navy II, and BLM partnerships and Edison reached a settlement, subject to the approval of the California Public Utilities Commission of litigation between the Coso Partnerships and Edison as more fully described in the 10-Q for the quarter ended September 30, 1999. The cost of the settlement was allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the partnership.

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

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27.1 Financial Data Schedule--Form SX--Coso Funding Corp.
                  27.2 Financial Data Schedule--Form SX--Coso Finance Partners
                  27.3 Financial Data Schedule--Form SX--Coso Energy Developers
                  27.4 Financial Data Schedule--Form SX--Coso Power Developers

(b)      Reports on Form 8-K

         The Coso Partnerships filed current reports on Form 8-K dated February 23, 2000 reporting settlement agreements to resolve litigation proceedings with Edison, Dow and Fuji Electric Company.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   3  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             MAR-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---



                                                PERIOD TYPE: Year            PERIOD TYPE:  3-M0S
                                                             ----                          ------
CASH                                                                  0                             0
SECURITIES                                                            0                             0
RECEIVABLES                                                     414,392                       369,556
ALLOWANCES                                                            0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                    1,392                         9,221
PP&E                                                                  0                             0
DEPRECIATION                                                          0                             0
TOTAL ASSETS                                                    414,392                       369,556
CURRENT LIABILITIES                                               1,392                         9,221
BONDS                                                           413,000                       360,335
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      414,392                       369,556
SALES                                                                 0                             0
TOTAL REVENUES                                                   20,491                         9,221
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                        0                             0
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 20,491                         9,221
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                             0
CHANGES                                                               0                             0
NET INCOME                                                            0                             0
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)

   Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.2

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO FINANCE PARTNERS
                                            ---------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   3  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                                PERIOD TYPE: Year             PERIOD TYPE: 3- MOS
CASH                                                              7,821                        13,334
SECURITIES                                                       25,001                        20,051
RECEIVABLES                                                       9,662                         5,348
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   17,483                        18,728
PP&E                                                            225,157                       227,643
DEPRECIATION                                                     71,278                        73,325
TOTAL ASSETS                                                    217,712                       214,014
CURRENT LIABILITIES                                              16,800                        18,271
BONDS                                                           151,550                       145,994
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      217,712                       214,013
SALES                                                            55,666                         8,980
TOTAL REVENUES                                                   57,442                         9,303
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   31,671                         5,614
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,575                         3,303
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,375                             0
CHANGES                                                               0                             0
NET INCOME                                                        9,821                           386
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.3

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:        COSO ENERGY DEVELOPERS
                                             ------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   3  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---




                                               PERIOD TYPE: Year             PERIOD TYPE 3- MOS

CASH                                                              6,423                        14,937
SECURITIES                                                        9,806                         5,916
RECEIVABLES                                                       6,856                         6,567
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   13,379                        21,650
PP&E                                                            237,183                       237,144
DEPRECIATION                                                     71,533                        74,180
TOTAL ASSETS                                                    216,391                       217,772
CURRENT LIABILITIES                                              29,141                        31,000
BONDS                                                           107,900                       103,795
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      216,391                       217,772
SALES                                                            49,877                         7,180
TOTAL REVENUES                                                   50,943                        12,495
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   38,534                         6,480
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 10,235                         2,388
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     1,822                             0
CHANGES                                                               0                             0
NET INCOME                                                          352                         3,627
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)


                                  EXHIBIT 27.4

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO POWER DEVELOPERS
                                            ---------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   3  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---



                                               PERIOD TYPE: Year             PERIOD TYPE: Year

CASH                                                              6,020                        22,653
SECURITIES                                                       54,338                        11,516
RECEIVABLES                                                      27,598                        13,138
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   33,618                        35,837
PP&E                                                            208,048                       208,102
DEPRECIATION                                                     60,526                        63,581
TOTAL ASSETS                                                    273,269                       228,757
CURRENT LIABILITIES                                              15,388                        13,687
BONDS                                                           153,550                       110,546
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      273,269                       228,757
SALES                                                           113,746                         9,788
TOTAL REVENUES                                                  115,920                        10,317
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   43,577                         7,578
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,991                         2,546
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,147                             0
CHANGES                                                               0                             0
NET INCOME                                                       56,205                           193
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                COSO FINANCE PARTNERS,
                                   a California general partnership

                                     By:  New CLOC Company, LLC,
                                          its Managing General Partner

                                     By:  /S/ CHRISTOPHER T. MCCALLION
                                          ---------------------------
                                           Christopher T. McCallion
                                           Executive Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)