Form 10-Q
period 2004-09-30
COSO FINANCE PARTNERS; COSO POWER DEVELOPERS; CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS
filed 2004-11-12
CIK 1088870, 1088873, 1088866, 1088869

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended    September 30, 2004
                                              ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to________________

Commission File Number:         333-83815
                                ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-3328762
              --------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

   Coso Finance Partners              California               68-0133679
   Coso Energy Developers             California               94-3071296
   Coso Power Developers              California               94-3102796
   ---------------------              ----------               ----------
 (Exact names of Registrants        (State or other         (I.R.S. Employer
as specified in their charters)     jurisdiction of        Identification No.)
                                    incorporation or
                                      organization)


565 Fifth Avenue, 29th Floor, New York, New York             10017-2478
-------------------------------------------------            ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       300 shares in Caithness Coso Funding Corp. as of November 12, 2004
       ------------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2004



PART I.    FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Financial Statements

    Caithness Coso Funding Corp.
    Unaudited balance sheets at September 30, 2004 and December 31, 2003       4
    Unaudited statements of operations for the three-months ended
      September 30, 2004, the three-months ended September 30, 2003, the nine-months ended September 30, 2004 and the nine-months
      ended September 30, 2003                                                 5
    Unaudited condensed statements of cash flows for the nine-months ended
      September 30, 2004 and the nine-months ended September 30, 2003          6
    Notes to the unaudited financial statements                                7

    Coso Finance Partners and Subsidiary
    Unaudited consolidated balance sheets at September 30, 2004 and
      December 31, 2003                                                        8
    Unaudited consolidated statements of operations for the three-months ended September 30, 2004, the three-months ended September 30, 2003, the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                       9
    Unaudited consolidated condensed statements of cash flows for the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                      10
    Notes to the unaudited consolidated financial statements                  11

    Coso Energy Developers
    Unaudited balance sheets at September 30, 2004 and December 31, 2003 13 Unaudited statements of operations for the three-months ended
      September 30, 2004, the three-months ended September 30, 2003, the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                      14
    Unaudited condensed statements of cash flows for the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                      15
    Notes to the unaudited financial statements                               16

    Coso Power Developers and Subsidiary
    Unaudited consolidated balance sheets at September 30, 2004 and
      December 31, 2003                                                       17
    Unaudited consolidated statements of operations for the three-months ended September 30, 2004, the three-months ended September 30, 2003, the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                      18
                                       2

    Unaudited consolidated condensed statements of cash flows for the nine-months ended September 30, 2004 and the nine-months ended
      September 30, 2003                                                      19
    Notes to the unaudited consolidated financial statements                  20

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         21

ITEM 3.     Control and Procedures                                            27

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 28
ITEM 2.     Change in Securities and Use of Proceeds                          28
ITEM 3.     Defaults upon Senior Securities                                   28
ITEM 4.     Submission of Matters to a Vote of Security Holders               28
ITEM 5.     Other Information                                                 28
        Supplemental consolidated and combined financial information for the Coso Partnerships and Subsidiaries
        Unaudited consolidated and combined balance sheets at September
         30, 2004 and December 31, 2003                                       29
        Unaudited consolidated and combined statements of operations for the three-months ended September 30, 2004, three-months ended
         September 30, 2003, the nine-months ended September 30, 2004 and
         the nine-months ended September 30, 2003                             30
        Unaudited consolidated, combined and condensed statements of cash flows for the nine-months ended September 30, 2004 and
         the nine-months ended September 30, 2003                             31
        Notes to the consolidated unaudited combined financial statements     32

ITEM 6.    Exhibits and Reports on Form 8-K                                   34

                                          CAITHNESS COSO FUNDING CORP.
                                            UNAUDITED BALANCE SHEETS
                                             (Dollars in thousands)


                                                                              September 30,          December 31,
                                                                                  2004                  2003
                    Assets:
Current Assets:
  Accrued interest receivable................................................   $   6,378             $   1,008
  Current portion of project loan from Coso Finance Partners.................      12,456                10,694
  Current portion of project loan from Coso Energy Developers................       9,425                 9,920
  Current portion of project loan from Coso Power Developers.................      11,110                10,718
                                                                                   ------                ------
                          Total current assets                                     39,369                32,340


Project loan from Coso Finance Partners......................................      80,811                86,853
Project loan from Coso Energy Developers.....................................      71,427                74,901
Project loan from Coso Power Developers......................................      55,848                60,528
                                                                                   ------                ------

                          Total assets                                          $ 247,455             $ 254,622
                                                                                  =======               =======

                    Liabilities and Stockholders' Equity:

Current Liabilities:
   Senior secured notes:
   Accrued interest payable..................................................   $   6,378             $   1,008
   Current portion on project loans..........................................      32,991                31,332
                                                                                   ------                ------
                          Total current liabilities                                39,369                32,340

9.05% notes due December 15, 2009............................................     208,086               222,282

Stockholders' equity.........................................................           -                     -
                                                                                  -------               -------

                          Total liabilities & stockholders' equity              $ 247,455             $ 254,622
                                                                                  =======               =======





                       See accompanying notes to the unaudited financial statements

                                        CAITHNESS COSO FUNDING CORP.
                                     UNAUDITED STATEMENTS OF OPERATIONS
                                           (Dollars in thousands)



                                      Three-Months       Three-Months       Nine-Months        Nine-Months
                                         Ended              Ended              Ended              Ended
                                      September 30,      September 30,      September 30,      September 30,
                                          2004               2003               2004               2003
Interest income.................       $    5,482         $    6,144         $   16,846         $   18,761
Interest expense................           (5,482)            (6,144)           (16,846)           (18,761)
                                           -------            -------           --------           --------

      Net income................       $        -         $        -         $        -         $        -
                                           =======            =======           ========           ========





                       See accompanying notes to the unaudited financial statements

                                          CAITHNESS COSO FUNDING CORP.
                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)

                                                                                   Nine-Months          Nine-Months
                                                                                      Ended                Ended
                                                                                  September 30,        September 30,
                                                                                      2004                 2003
Cash flows from investing activities - repayment of project loans......            $    7,167           $    5,044
Cash flows from financing activities - repayment of 9.05% notes........                (7,167)              (5,044)
                                                                                        -----                -----

Net changes in cash....................................................            $        -           $        -
                                                                                       ======               ======
Supplemental cash flow disclosure:
    Cash paid for interest.............................................            $   11,476           $   12,726
                                                                                       ======               ======






                     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 1999, is a single-purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners (CFP), Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively, the "Partnerships." The Partnerships are California general Partnerships.

On May 28, 1999, Funding Corp. sold $413,000 of Notes. Pursuant to separate credit agreements between Funding Corp. and each Partnership, the net proceeds from the offering Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans. Funding Corp. has no material assets other than the project loans, and does not conduct any operations apart from having issued the Notes and making the project loans to the Partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31,2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires Funding Corp. to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                             COSO FINANCE PARTNERS
                                                AND SUBSIDIARY
                                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                    September 30,         December 31,
                                                                                         2004                2003
                            Assets:
Current Assets:
  Cash and cash equivalents..................................................        $   9,921            $   1,454
  Restricted cash and cash equivalents.......................................           10,737               11,408
  Accounts receivable, net...................................................           12,180                6,925
  Prepaid expenses & other assets............................................            1,105                  872
  Inventory..................................................................            5,346                5,270
  Amounts due from related parties...........................................            1,449                1,525
                                                                                        ------               ------
                                       Total current assets                             40,738               27,454


Restricted cash and cash equivalents..........................................          14,667               13,249
Property, plant & equipment, net..............................................         132,091              135,871
Purchase power contract, net..................................................           7,936                8,798
Deferred financing costs, net.................................................           1,656                1,893
                                                                                       -------              -------

                                       Total assets                                  $ 197,088            $ 187,265
                                                                                       =======              =======

                            Liabilities and Partners' Capital:

Current Liabilities:
  Accounts payable and accrued liabilities...................................        $   4,943            $   4,503
  Amounts due to related parties.............................................            2,493                  474
  Current portion of project loan............................................           12,456               10,694
                                                                                        ------               ------
                                       Total current liabilities                        19,892               15,671

Other liabilities............................................................           16,915               15,603
Project loan.................................................................           80,811               86,853
                                                                                       -------              -------
                                       Total liabilities                               117,618              118,127

Minority interest............................................................            2,397                2,462
Partners' capital............................................................           77,073               66,676
                                                                                       -------              -------

                                       Total liabilities & partners' capital         $ 197,088            $ 187,265
                                                                                       =======              =======





                    See accompanying notes to the unaudited consolidated financial statements

                                                     COSO FINANCE PARTNERS
                                                         AND SUBSIDIARY
                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Dollars in thousands)

                                                         Three-Months          Three-Months         Nine-Months        Nine-Months
                                                            Ended                 Ended                Ended              Ended
                                                         September 30,         September 30,        September 30,      September 30,
                                                             2004                  2003                 2004               2003
Revenue:
   Energy revenues................................        $  11,657             $  11,643            $  34,559          $  34,698
   Capacity revenues..............................            8,190                 8,190               12,982             13,011
                                                             ------                ------               ------             ------
          Total revenue...........................           19,847                19,833               47,541             47,709

Operating expenses:
   Plant operating expenses.......................            3,019                 2,291                8,528              6,875
   Royalty expense................................            5,547                 4,982               10,574             11,603
   Depreciation and amortization..................            2,859                 2,731                8,557              8,015
                                                             ------                ------               ------             ------
          Total operating expenses................           11,425                10,004               27,659             26,493

          Operating income........................            8,422                 9,829               19,882             21,216

Other (income)/expenses:
   Interest and other income......................             (768)                 (103)                (979)              (326)
   Interest expense...............................            2,122                 2,402                6,494              7,376
   Noncash interest expense.......................              135                   130                  405                390
                                                              -----                 -----                -----              -----
          Total other expenses....................            1,489                 2,429                5,920              7,440
                                                              -----                 -----                -----              -----
Income before cumulative effect of change
   in accounting principle........................            6,933                 7,400               13,962             13,776

Cumulative effect of change in
   accounting principle...........................                -                     -                    -              1,780
                                                              -----                 -----               ------             ------

          Net income..............................        $   6,933             $   7,400            $  13,962          $  11,996
                                                              =====                 =====               ======             ======






                            See accompanying notes to the unaudited consolidated financial statements

                                    COSO FINANCE PARTNERS
                                       AND SUBSIDIARY
                            UNAUDITED CONSOLIDATED AND CONDENSED
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                               Nine-Months            Nine-Months
                                                                  Ended                  Ended
                                                               September 30,          September 30,
                                                                   2004                   2003

 Net cash provided by (used in) operating activities....        $  21,041              $  19,196
 Net cash provided by (used in) investing activities....           (4,662)                (6,072)
 Net cash provided by (used in) financing activities....           (7,912)                (5,552)
                                                                    -----                  -----

 Net change in cash and cash equivalents................        $   8,467              $   7,572
                                                                    =====                  =====
 Supplemental cash flow disclosure:
            Cash paid for interest......................        $   4,414              $   5,021
                                                                    =====                  =====






     See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO FINANCE PARTNERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CFP to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CFP has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated balance sheets presented herein for September 30, 2004 and December 31, 2003 were derived from CFP's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC (CLPSI), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      New Accounting Pronouncements

The consolidated financial statements of CFP include the accounts of CPLSI, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity is subject to consolidation according to the provisions of FIN 46 (R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CFP believes that CLPSI, the entity that holds the inventory for Coso Power Developers, Coso Energy Developer and CFP is a variable interest entity and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables have been recorded as CFP's assets and liabilities. The impact to CFP's future consolidated statement of operations will be increased depreciation, partially offset by other income.

The consolidated financial statements related to prior periods have been restated to consolidate the accounts of CLPSI as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(4)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(5)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

                                             COSO ENERGY DEVELOPERS
                                            UNAUDITED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                September 30,          December 31,
                                                                                    2004                  2003
                                Assets:
 Current Assets:
    Cash and cash equivalents.............................................       $   9,088              $     603
    Restricted cash and cash equivalents..................................           9,861                 10,013
    Accounts receivable, net..............................................          10,749                  6,830
    Prepaid expenses and other assets.....................................           1,564                  1,094
    Amounts due from related parties......................................             480                    442
                                                                                    ------                 ------
                                      Total current assets                          31,742                 18,982


 Restricted cash..........................................................             142                    142
 Investment in Coso Transmission Line Partners............................           2,459                  2,542
 Advances to New CLPSI Company, LLC.......................................             476                    548
 Property, plant and equipment, net.......................................         124,917                130,519
 Power purchase agreement, net............................................          15,489                 16,293
 Deferred financing costs, net............................................           1,339                  1,530
                                                                                   -------                -------

                                      Total assets                               $ 176,564              $ 170,556
                                                                                   =======                =======


                               Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities..............................       $   1,413              $   2,114
    Amounts due to related parties........................................           3,394                  1,473
    Current portion of project loan.......................................           9,425                  9,920
                                                                                    ------                 ------
                                      Total current liabilities                     14,232                 13,507

 Other liabilities and related parties....................................          27,688                 27,331
 Project loan.............................................................          71,427                 74,901
                                                                                    ------                 ------
                                      Total liabilities                            113,347                115,739

 Partners' capital........................................................          63,217                 54,817
                                                                                   -------                -------

                                      Total liabilities & partners' capital      $ 176,564              $ 170,556
                                                                                   =======                =======





                          See accompanying notes to the unaudited financial statements

                                                     COSO ENERGY DEVELOPERS
                                               UNAUDITED STATEMENTS OF OPERATIONS
                                                     (Dollars in thousands)


                                                         Three-Months         Three-Months         Nine-Months         Nine-Months
                                                            Ended                Ended                Ended               Ended
                                                         September 30,        September 30,        September 30,       September 30,
                                                             2004                 2003                 2004                2003
Revenue:
   Energy revenues.................................       $   7,491            $   8,246            $  22,913           $  24,479
   Capacity revenues...............................           7,976                7,976               12,687              12,687
                                                             ------               ------               ------              ------
          Total revenue............................          15,467               16,222               35,600              37,166

Operating expenses:
   Plant operating expenses........................           2,746                3,467               10,906               9,323
   Royalty expense.................................           1,318                1,339                1,971               2,028
   Depreciation and amortization...................           2,237                2,343                6,952               6,971
                                                              -----                -----               ------              ------
          Total operating expenses.................           6,301                7,149               19,829              18,322

          Operating income.........................           9,166                9,073               15,771              18,844

Other (income)/expenses:
   Interest and other income.......................          (1,140)                (282)              (1,681)               (887)
   Interest expense................................           1,839                1,998                5,640               6,032
   Noncash interest expense........................              95                   92                  284                 275
                                                              -----                -----                -----               -----
          Total other expenses.....................             794                1,808                4,243               5,420
                                                              -----                -----                -----               -----
Income before cumulative effect of change
   in accounting principle.........................           8,372                7,265               11,528              13,424

Cumulative effect of change in
   accounting principle............................               -                    -                    -                 924
                                                              -----                -----               ------              ------

          Net income...............................       $   8,372            $   7,265            $  11,528           $  12,500
                                                              =====                =====               ======              ======






                                  See accompanying notes to the unaudited financial statements

                                        COSO ENERGY DEVELOPERS
                             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)


                                                                  Nine-Months            Nine-Months
                                                                     Ended                  Ended
                                                                  September 30,          September 30,
                                                                      2004                   2003

 Net cash provided by (used in) operating activities.....          $   15,893             $  19,381
 Net cash provided by (used in) investing activities.....                (311)               (3,131)
 Net cash provided by (used in) financing activities.....              (7,097)               (2,022)
                                                                        -----                 -----

 Net change in cash and cash equivalents.................          $    8,485             $  14,228
                                                                        =====                ======
 Supplemental cash flow disclosure:
          Cash paid for interest.........................          $    3,838             $   4,067
                                                                        =====                 =====






                See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CED to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CED has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

(3)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(4)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

                                               COSO POWER DEVELOPERS
                                                  AND SUBSIDIARY
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                  September 30,          December 31,
                                                                                      2004                  2003
                       Assets:
 Current Assets:
    Cash and cash equivalents.............................................         $    9,674            $       78
    Restricted cash and cash equivalents..................................              9,727                 8,146
    Accounts receivable, net..............................................             12,300                 7,985
    Prepaid expenses and other assets.....................................                992                   830
    Amounts due from related parties......................................              6,605                 6,412
                                                                                       ------                ------
                                        Total current assets                           39,298                23,451


    Restricted cash.......................................................                135                   135
    Advances to New CLPSI Company, LLC....................................              1,920                 1,914
    Property, plant and equipment, net....................................            115,092               120,509
    Power purchase agreement, net.........................................             15,136                17,232
    Deferred financing costs, net.........................................              1,139                 1,302
                                                                                      -------               -------

                                        Total assets                               $  172,720            $  164,543
                                                                                      =======               =======


                       Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities..............................         $    2,636            $    1,891
    Amounts due to related parties........................................              2,538                 1,191
    Current portion of project loan.......................................             11,110                10,718
                                                                                       ------                ------
                                        Total current liabilities                      16,284                13,800


 Other liabilities........................................................              2,520                 2,589
 Project loan.............................................................             55,848                60,528
                                                                                       ------                ------
                                        Total liabilities                              74,652                76,917

 Minority interest........................................................              2,458                 2,542
 Partners' capital........................................................             95,610                85,084
                                                                                      -------               -------

                                        Total liabilities & partners' capital      $  172,720            $  164,543
                                                                                      =======               =======






                      See accompanying notes to the unaudited consolidated financial statements

                                                     COSO POWER DEVELOPERS
                                                         AND SUBSIDARY
                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Dollars in thousands)


                                                        Three-Months          Three-Months        Nine-Months          Nine-Months
                                                           Ended                 Ended               Ended                Ended
                                                        September 30,         September 30,       September 30,        September 30,
                                                            2004                  2003                2004                 2003
Revenue:
   Energy revenues................................       $   9,046             $   8,465           $  25,407            $  23,064
   Capacity revenues..............................           8,048                 8,048              12,786               12,786
                                                            ------                ------              ------               ------
          Total revenue...........................          17,094                16,513              38,193               35,850

Operating expenses:
   Plant operating expenses.......................           2,014                 2,451               7,145                7,336
   Royalty expense................................           3,002                 2,655               6,608                5,830
   Depreciation and amortization..................           2,562                 2,534               7,680                7,809
                                                             -----                 -----              ------               ------
          Total operating expenses................           7,578                 7,640              21,433               20,975

          Operating income........................           9,516                 8,873              16,760               14,875

Other (income)/expenses:
   Interest and other income......................            (813)                 (155)             (1,081)                (446)
   Interest expense...............................           1,523                 1,746               4,712                5,351
   Noncash interest expense.......................             113                   108                 339                  323
                                                             -----                 -----               -----                -----
          Total other expenses....................             823                 1,699               3,970                5,228
                                                             -----                 -----               -----                -----

Income before cumulative effect of change
   in accounting principle........................           8,693                 7,174              12,790                9,647

Cumulative effect of change in
   accounting principle...........................               -                     -                   -                1,777
                                                             -----                 -----              ------                -----

          Net income..............................       $   8,693             $   7,174           $  12,790            $   7,870
                                                             =====                 =====              ======                =====






                            See accompanying notes to the unaudited consolidated financial statements

                                         COSO POWER DEVELOPERS
                                            AND SUBSIDIARY
                                 UNAUDITED CONSOLIDATED AND CONDENSED
                                       STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)


                                                                     Nine-Months            Nine-Months
                                                                        Ended                  Ended
                                                                     September 30,          September 30,
                                                                         2004                   2003
 Net cash provided by (used in) operating activities......            $  17,981              $  15,647
 Net cash provided by (used in) investing activities......               (1,748)                (3,171)
 Net cash provided by (used in) financing activities......               (6,637)                (3,763)
                                                                          -----                  -----

 Net change in cash and cash equivalents..................                9,596                  8,713
                                                                          =====                  =====
 Supplemental cash flows disclosure:
                 Cash paid for interest...................            $   3,224              $   3,638
                                                                          =====                  =====






        See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO POWER DEVELOPERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CPD to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CPD has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated balance sheets presented herein for September 30, 2004 and December 31, 2003 were derived from CPD's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating Coso Transmission Line Partners (CTLP), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      New Accounting Pronouncements

The consolidated financial statements of CPD include the accounts of CTLP, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity is subject to consolidation according to the provisions of FIN 46 (R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CPD believes that CTLP, the entity that holds additional transmission equipment for Coso Energy Developers and CPD is a variable interest entity and under FIN 46
(R) should be consolidated. The additional transmission equipment will be recorded as CPD's assets. The impact to CPD's future statement of operations will be increased depreciation, partially offset by other income.

The consolidated financial statements related to prior periods have been restated to consolidate the accounts of CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(4)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(5)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. (Funding Corp.), Coso Finance Partners and Subsidiary (the Navy I Partnership), Coso Energy Developers (the BLM Partnership), and Coso Power Developers and Subsidiary (the Navy II Partnership), collectively, (the Coso Partnerships) and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, (Edison), (iii) risks related to the operation of power plants including terrorism (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including variability of resource and regulatory oversight, (vi) changes in government regulation,
(vii) the effects of competition and (viii) the alleged manipulation of the California energy market.

General

     Each Coso Partnership owns an 80MW geothermal power plant, and its respective transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities.

     Each Coso partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 9.05% Series B Senior Secured Notes (Notes) issued by Funding Corp.

     Each Coso partnership is entitled to the following payments under its power purchase agreement:

     * Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the life of each power purchase agreement;

     * Capacity bonus payments if the Coso partnership is able to produce electricity above a specified level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

     * Energy payments which are based on the amount of electricity the Coso Partnership's plant actually produces.

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until January 1, 2002, Edison made energy payments to the Coso Partnerships based on its avoided cost of energy. Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso Partnerships. The fixed energy price period expired in August 1997 for the Navy I Partnership, in March 1999 for the BLM Partnership and in January 2000 for the Navy II Partnership.

     Edison entered into an agreement (Agreement) with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso Partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years in lieu of the rate calculated based on the avoided cost of energy. This Agreement was challenged in the federal courts. The California State Supreme Court found that no state laws were violated, and the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) affirmed this judgment. As a result of the Ninth Circuit's decision, the Agreements remain in full force and effect. No appeal was filed in this matter.

     After the five year period expires in April 2007, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. The power purchase agreement for the Navy I Partnership will expire in August 2011, the power purchase agreement for the BLM Partnership will expire in March 2019, and the power purchase agreement for the Navy II Partnership will expire in January 2010. The California Public Utilities Commission (CPUC) has initiated a hearing to re-evaluate the methodology of calculating the avoided cost of energy in the future. It is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. Their Agreements set the line loss factor at 1.0 for all energy sold between May 2002 through April 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. The Coso Partnerships cannot predict whether any subsequent action regarding this matter will be successful.

     In 1994, the Coso Partnerships implemented a steam-sharing program, under the Coso Geothermal Exchange Agreement. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso Partnerships. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. On November 1, 2004 the Navy I and Navy II Partnerships entered into a new agreement ("New Contract") with the United States Navy terminating the existing contract that were due to expire on December 31, 2009. The New Contract extends the Navy I and Navy II Partnerships exclusive right to explore, develop and use certain geothermal resources on U.S. Navy lands through October 31, 2034. The New Contract and termination of the existing contracts were disclosed in the Form 8-K filed on November 2, 2004.

     Under the terms of the New Contract, the royalty paid to the U.S. Navy was restructured so that the Navy I and Navy II Partnerships pay at a rate of 15% of gross revenues received up to an annual base revenue amount. Beyond the annual base revenue amount, the U.S. Navy and the Navy I and Navy II Partnerships will split the additional revenues, on a 50/50 basis, until the U.S. Navy receives a maximum of 20% of all gross revenue.

     Under the terminated contract with the U. S. Navy, the Navy I Partnership was obligated to pay royalties for Units 2 and 3 at 20% of gross revenue through 2009 and the Navy II Partnership was obligated to pay royalties at 18% of gross revenue through 2004, then due to increase to 20% through 2009. Additionally, the Navy I Partnership was obligated to pay a royalty for Unit I consisting of the payment of the U.S. Navy's electric bill for the China Lake Weapons Facility, subject to an indexed reimbursement from the U.S. Navy. The reimbursement was based on a pricing formula for tariff rates charged by Edison, which were increased in 2001 by the CPUC. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. Those rates were in effect for one year, after which new rates would have been established in accordance with CPUC guidelines and while Edison has filed for new rates, they are not currently effective. Additionally, under the terms of the terminated agreement, the Navy was compensated annually for any savings in electrical usage at the China Lake Facility below a baseline amount ("Conserved Power"). Upon termination of the Navy Contract, the Navy was paid $1.2 million for Conserved Power from January 1, 2004 through October 31, 2004.The terminated contract also obligated the Navy I Partnership to fund an escrow account so that the Navy I Partnership would pay the U.S. Navy $25 million on December 31, 2009. That provision was also terminated and a new escrow arrangement was entered into and the amount the Navy I Partnership owes the U.S. Navy is now $18 million. That payment is secured by the existing funds on deposit so that funds plus accrued interest are expected to aggregate $18.0 million by December 31, 2009. Accordingly, $111,000 was deposited monthly through October 31, 2004. Finally, in the terminated contracts the U.S. Navy had the right to terminate the contracts at any time for their convenience. Under the New Contract that right was eliminated.

     The BLM Partnerships geothermal lease initially had a term of ten years ending in 1998 with automatic extensions until October 31, 2035, so long as geothermal steam is commercially produced. The royalty paid to the Bureau of Land Management is 10% of the net value of steam produced based on a calculation known as the netback which is estimated and paid monthly with an annual true-up after year-end.

     The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp. is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the Notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% Notes that were due in 2001, and were paid off on December 15, 2001, and $303.0 million of 9.05% Notes due in 2009. The proceeds from the Notes were loaned to the Coso Partnerships and are payable to Funding Corp from payments of principal and interest on the Notes. Funding Corp. does not conduct any other operations apart from serving as the issuer of the Notes.

     Under the depository agreement with the trustee for the Notes, the Coso Partnerships established accounts with a depository and pledged those accounts as security for the benefit of the holders of the Notes. All amounts deposited with the depository are, at the direction of the Coso Partnerships, invested by the depository in permitted investments. All revenues or other proceeds actually received by the Coso Partnerships are deposited in a revenue account and withdrawn upon receipt by the depository of a certificate from the relevant Coso Partnerships detailing the amounts to be paid from funds in its respective revenue account.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                   Three-Months Ended                        Nine-Months Ended
                                                      September 30                             September 30

                                               2004                 2003                 2004                 2003
                                               ----                 ----                 ----                 ----
Navy I Partnership (stand alone)
  Operating capacity factor                   104.8%               102.6%               100.7%               102.4%
  Capacity (MW) (average)                      83.80                82.05                80.52                81.93
  kWh produced (000s)                         185,032              181,165              529,503              536,809

BLM Partnership (stand alone)
  Operating capacity factor                    84.0%                88.2%                86.0%                88.5%
  Capacity (MW) (average)                      67.19                70.59                68.81                70.76
  kWh produced (000s)                         148,352              155,865              452,511              463,627

Navy II Partnership (stand alone)
  Operating capacity factor                   107.7%               106.9%               106.3%               100.6%
  Capacity (MW) (average)                      86.19                85.53                85.07                80.47
  kWh produced (000s)                         190,307              188,849              559,436              527,250

     Total energy production for the Navy II Partnership increased for the nine-month period ended September 30, 2004, as compared to the same periods in 2003, due to the successful effort to increase production through well maintenance and capital improvements, including the enhancement of existing production wells, plant efficiency improvements, and additional steam-field piping modifications. In an effort to increase production overall, the Coso Partnerships are working to enhance the reservoir through an injection augmentation program, which is currently in the engineering design phase, aimed at improving reservoir pressure and minimizing resource decline. The funds necessary to implement the capital improvement program are available from reserves established under the Notes and from excess cash flow generated after debt service.


Results of Operations for the Three and Nine-months ended September 30, 2004 and 2003

     The following discusses the results of operations of the Coso Partnerships for the three and nine-month periods ended September 30, 2004 and 2003 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                    Three-Months             Three-Months             Nine-Months              Nine-Months
                                        Ended                    Ended                    Ended                    Ended
                                 September 30, 2004       September 30, 2003       September 30, 2004       September 30, 2003
                                   $       Cents/kWh        $       Cents/kWh        $       Cents/kWh        $       Cents/kWh
                                   -       ---------        -       ---------        -       ---------        -       ---------
Total Operating Revenues
including steam transfers
  Navy I Partnership             19,847       10.7        19,833       10.9        47,541       9.0         47,709       8.9
  BLM Partnership                15,467       10.4        16,222       10.4        35,600       7.9         37,166       8.0
  Navy II Partnership            17,094        9.0        16,513        8.7        38,193       6.8         35,850       6.8

     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above.

     Total operating revenues for the Navy II Partnership increased for the nine-month period ended September 30, 2004, as compared to the same periods in 2003, primarily due to the increase in production discussed above.

Plant Operating Expense

                                    Three-Months             Three-Months             Nine-Months              Nine-Months
                                        Ended                    Ended                    Ended                    Ended
                                 September 30, 2004       September 30, 2003       September 30, 2004       September 30, 2003
                                   $       Cents/kWh        $       Cents/kWh        $       Cents/kWh        $       Cents/kWh
                                   -       ---------        -       ---------        -       ---------        -       ---------

  Navy I Partnership              3,019       1.6         2,291        1.3          8,528       1.6          6,875       1.3
  BLM Partnership                 2,746       1.9         3,467        2.2         10,906       2.4          9,323       2.0
  Navy II Partnership             2,014       1.1         2,451        1.3          7,145       1.3          7,336       1.4

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, well workovers and administrative expense. The increases in plant operating expense for the Navy I Partnership for the three and nine-months ended September 30, 2004, and for the BLM Partnership for the nine-months ended September 30, 2004, as compared to the same periods in 2003, were primarily due to increased well workovers in 2004 to assist in remediating declines in steam production. The decreases in plant operating expenses for the BLM and Navy II Partnerships for the three-months ended September 30, 2004, as compared to the same period in 2003, were primarily due to decreases in property taxes and well workover activities during that period in 2004. The decrease in property taxes affected each of the Coso Partnerships during the three and nine-months ended September 30, 2004, as compared to the same periods in 2003.

Royalty Expense

                                    Three-Months             Three-Months             Nine-Months              Nine-Months
                                        Ended                    Ended                    Ended                    Ended
                                 September 30, 2004       September 30, 2003       September 30, 2004       September 30, 2003
                                   $       Cents/kWh        $       Cents/kWh        $       Cents/kWh        $       Cents/kWh
                                   -       ---------        -       ---------        -       ---------        -       ---------

  Navy I Partnership              5,547       3.0          4,982       2.7         10,574       2.0         11,603       2.2
  BLM Partnership                 1,318       0.9          1,339       0.9          1,971       0.4          2,028       0.4
  Navy II Partnership             3,002       1.6          2,655       1.4          6,608       1.2          5,830       1.1

     Royalty expense for the Navy I Partnership increased for the three-months ended September 30, 2004, as compared to the same period in 2003, primarily due to increased royalties from Units 2 and 3 resulting from the scheduled increase in royalty rate discussed above. The increase in royalties from Units 2 and 3 was partially offset by a decrease in Unit 1 royalty, resulting from reduced tariff rates charged by Edison. The decrease in the Unit 1 royalty resulted in the decrease for the nine-month period ended September 30, 2004, as compared to the same period in 2003. Royalty expense for the Navy II Partnership increased for the three and nine-months ended September 30, 2004, as compared to the same periods in 2003, due to the increase in production discussed above.


Depreciation and Amortization

     Depreciation and amortization expense for the Coso Partnerships for the three and nine-months ended September 30, 2004, as compared to the same periods in 2003, remains comparable as older wells and plant overhauls being fully depreciated during 2003 were replaced with new capital additions in 2004.

Interest and Other Income

     Interest and other income for the Coso Partnerships increased for the three and nine-months ended September 30, 2004, as compared to the same periods in 2003, due to the receipt of a refund of prior years' property taxes in 2004.


Interest Expense

     Interest expense for the Coso Partnerships decreased for the three and nine-months ended September 30, 2004, as compared to the same periods in 2003, due to the reduction in the principal amount of the project loan from Funding Corp.


Liquidity and Capital Resources

     Each of the Navy I Partnership, the BLM Partnership and the Navy II Partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. The Coso Partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project loan.

     The Coso Partnerships cash flow obligations over the next several years consist of debt service payments to Funding Corp., as they come due under the Notes. The Coso Partnerships expect to be able to meet these obligations from operating cash flow. Historically, any excess cash after debt service has either been reserved for capital improvements or distributed to the partners.

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. California Supreme Court accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling, and subsequently found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to past due obligations. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Notes.

     Net cash from operating activities for the Navy I Partnership increased for the nine-months ended September 30, 2004, as compared to the same period in 2003, primarily due to increased net income and trade payables during 2004. Net cash from operating activities for the BLM Partnership decreased for the nine-months ended September 30, 2004, as compared to the same period in 2003, primarily due to decreased net income and trade payables during 2004. Net cash from operating activities for the Navy II Partnership increased for the nine-months ended September 30, 2004, as compared to the same period in 2003, primarily due to increased net income during 2004. Net cash used in investing activities for the Coso Partnerships decreased for the nine-months ended September 30, 2004, as compared to the same period in 2003, due to reduced capital expenditures partially offset by higher restricted cash requirements associated with the Notes for the Navy I and Navy II Partnerships during 2004. Net cash used in financing activities for the Coso Partnerships increased for the nine-months ended September 30, 2004, as compared to the same period in 2003, primarily due to increased distributions to partners.

Item 3.  Control and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended September 30, 2004, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.


PART II.  OTHER INFORMATION


ITEM 1.           Legal Proceedings

General

     The Coso Partnerships are currently parties to various items of litigation relating to day-to-day operations, none of which, if determined adversely, would be material to the financial condition and results of operations of the Coso Partnerships, either individually or taken as a whole.

ITEM 2.  Change in Securities and Use of Proceeds

                  None.

ITEM 3.  Defaults Upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

                  Supplemental Consolidated and Combined Financial Information for the Coso Partnerships and Subsidiaries

     The following information presents unaudited consolidated and combined financial statements of the Coso Partnerships and Subsidiaries. These financial statements represent a consolidated and combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, New CLPSI Company, LLC and Coso Transmission Line Partners for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships and Subsidiaries as a whole, which jointly and severally guarantee the repayment of the Notes. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Coso Partnership's and Subsidiaries financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                  COSO PARTNERSHIPS
                                  UNAUDITED CONSOLIDATED AND COMBINED BALANCE SHEETS
                                                (Dollars in thousands)

                                                                                   September 30,          December 31,
                                                                                       2004                  2003
                         Assets:
Current Assets:
   Cash and cash equivalents.............................................           $  28,683              $   2,135
   Restricted cash and cash equivalents..................................              30,325                 29,567
   Accounts receivable, net..............................................              35,229                 21,740
   Prepaid expenses and other............................................               3,661                  2,796
   Inventory.............................................................               5,346                  5,270
   Amounts due from related parties......................................               6,966                  6,829
                                                                                      -------                 ------
                                                                                      110,210                 68,337
                                       Total current assets


Restricted cash and cash equivalents.....................................              14,944                 13,526
Property, plant and equipment, net.......................................             372,100                386,899
Power purchase agreement, net............................................              38,561                 42,323
Deferred financing costs, net............................................               4,134                  4,725
                                                                                      -------                -------

                                                                                    $ 539,949              $ 515,810
                                                                                      =======                =======
                                       Total assets


                         Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities..............................           $   8,992              $   8,508
   Amounts due to related parties........................................               6,857                  1,588
   Current portion of project loans......................................              32,991                 31,332
                                                                                       ------                 ------
                                                                                       48,840                 41,428
                                       Total current liabilities

Other liabilities........................................................              47,123                 45,523
Project loan.............................................................             208,086                222,282
                                                                                      -------                -------
                                                                                      304,049                309,233
                                       Total liabilities


Partners' capital........................................................             235,900                206,577
                                                                                      -------                -------

                                       Total liabilities & partners' capital        $ 539,949              $ 515,810
                                                                                      =======                =======






              See accompanying notes to the unaudited consolidated and combined financial statements.

                                                      COSO PARTNERSHIPS
                                             UNAUDITED CONSOLIDATED AND COMBINED
                                                  STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)


                                                         Three-Months         Three-Months         Nine-Months         Nine-Months
                                                             Ended                Ended                Ended               Ended
                                                         September 30,        September 30,        September 30,       September 30,
                                                             2004                 2003                 2004                2003
Revenue:
   Energy revenues..................................       $  28,194            $  28,354            $  82,879           $  82,241
   Capacity revenues................................          24,214               24,214               38,455              38,484
                                                              ------               ------              -------             -------
          Total revenue.............................          52,408               52,568              121,334             120,725

Operating expenses:
   Plant operating expenses.........................           7,695                8,145               26,372              23,406
   Royalty expense..................................           9,867                8,976               19,153              19,461
   Depreciation and amortization....................           7,658                7,608               23,189              22,795
                                                              ------               ------               ------              ------
          Total operating expenses..................          25,220               24,729               68,714              65,662

          Operating income .........................          27,188               27,839               52,620              55,063

Other (income)/expenses:
   Interest and other income........................          (2,637)                (476)              (3,534)             (1,531)
   Interest expense.................................           5,484                6,146               16,846              18,759
   Noncash interest expense.........................             343                  330                1,028                 988
                                                               -----                -----               ------              ------
          Total other expenses......................           3,190                6,000               14,340              18,216
                                                               -----                -----               ------              ------

Income before cumulative effect of change in
   accounting principle.............................          23,998               21,839               38,280              36,847

Cumulative effect of change in accounting
   principle........................................               -                    -                    -               4,481
                                                              ------               ------               ------              ------

          Net income................................       $  23,998            $  21,839            $  38,280           $  32,366
                                                              ======               ======               ======              ======







                  See accompanying notes to the unaudited consolidated and combined financial statements.

                                             COSO PARTNERSHIPS
                                          UNAUDITED CONSOLIDATED,
                                          COMBINED AND CONDENSED
                                         STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                       Nine-Months              Nine-Months
                                                                          Ended                    Ended
                                                                       September 30,            September 30,
                                                                           2004                     2003

  Net cash provided by (used in) operating activities.....              $  54,915                $  54,224
  Net cash provided by (used in) investing activities.....                 (6,721)                 (12,374)
  Net cash provided by (used in) financing activities.....                (21,646)                 (11,337)
                                                                           ------                   ------

  Net change in cash and cash equivalents.................              $  26,548                $  30,513
                                                                           ======                   ======

  Supplemental cash flow disclosure:
          Cash paid for interest..........................              $  11,476                $  12,726
                                                                           ======                   ======







    See accompanying notes to the unaudited consolidated, combined and condensed financial statements.

                                COSO PARTNERSHIPS
                             NOTES TO THE UNAUDITED
                            CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1)      Basis of Presentation

The accompanying unaudited consolidated and combined financial statements were derived from the stand alone unaudited financial statements of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers and Coso Power Developers and Subsidiary (the Coso Partnerships). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Partnership's unaudited financial statements.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires the Coso Partnerships to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Coso Partnerships have experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated and combined balance sheets presented herein for September 30, 2004 and December 31, 2003 were derived from the Coso Partnership's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC (CLPSI) and Coso Transmission Line Partners (CTLP), but does not include all disclosures required by accounting principles generally accepted in the United States.

(2)      New Accounting Pronouncements

The consolidated financial statements of the Coso Partnerships include the accounts of CPLSI and CTLP, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46
(R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Coso Partnerships believe that CLPSI and CTLP, the entities that holds the inventory and transmission assets are variable interest entities and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables will be recorded as the Coso Partnership's assets and liabilities. The impact to the Coso Partnership's future statement of operations will be increased depreciation, partially offset by other income.

The consolidated and combined financial statements related to prior periods have been restated to consolidate the accounts of CLPSI and CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(3)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(4)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule--Form SX--Caithness Coso Funding Corp.
         27.2 Financial Data Schedule--Form SX--Coso Finance Partners
         27.3 Financial Data Schedule--Form SX--Coso Energy Developers
         27.4 Financial Data Schedule--Form SX--Coso Power Developers Certification of Chief Executive Officer
         Certification of Chief Financial Officer
         99.1 Certification of Chief Executive Officer
         99.2 Certification of Chief Financial Officer



(b)      Reports on Form 8-K

         The Coso Partnerships filed a current report on Form 8-K dated November 2, 2004 reporting a new contract entered into with the United States Navy which terminated their existing contracts.

                                  EXHIBIT 27.1

                                    Form S-X
                       Commercial and Industrial Companies


Financial Data Schedule Worksheet for:      CAITHNESS COSO FUNDING CORP.
                                            ----------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                     Yes  X No         information extracted from *_____________
                  ---    ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000       1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS  X    9 - MOS
                                          ---  ---      ---  ---
                                              X YEAR          YEAR
                                             ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      SEP - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            254,622                     247,455
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                         32,340                      39,369
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           254,622                     247,455
CURRENT LIABILITIES                                     32,340                      39,369
BONDS                                                  253,614                     241,077
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             254,622                     247,455
SALES                                                        0                           0
TOTAL REVENUES                                          24,828                      16,846
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       24,828                      16,846
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.2

                                    Form S-X
                       Commercial and Industrial Companies


Financial Data Schedule Worksheet for:      COSO FINANCE PARTNERS AND SUBSIDIARY
                                            ------------------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                  Yes    X No          information extracted from *_____________
                  ---   ---            and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS   X   9 - MOS
                                          ---  ---       --- ---
                                              X YEAR          YEAR
                                             ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      SEP - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                     1,454                       9,921
SECURITIES                                              24,657                      25,404
RECEIVABLES                                              8,996                      14,175
ALLOWANCES                                                 546                         546
INVENTORY                                                    0                           0
CURRENT ASSETS                                          27,454                      40,738
PP&E                                                   247,215                     251,130
DEPRECIATION                                           111,344                     119,039
TOTAL ASSETS                                           187,265                     197,088
CURRENT LIABILITIES                                     15,671                      19,892
BONDS                                                   97,547                      93,267
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             187,265                     197,088
SALES                                                   59,792                      47,541
TOTAL REVENUES                                          61,416                      48,520
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,675                      27,659
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       10,257                       6,899
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,780                           0
NET INCOME                                              15,704                      13,962
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.3

                                    Form S-X
                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO ENERGY DEVELOPERS
                                            ----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                  Yes    X No          information extracted from *_____________
                  ---   ---            and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS   X   9 - MOS
                                          ---  ---       --- ---
                                               X YEAR          YEAR
                                             ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      SEP - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                       603                       9,088
SECURITIES                                              10,155                      10,003
RECEIVABLES                                              7,272                      11,229
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          18,982                      31,742
PP&E                                                   250,930                     251,475
DEPRECIATION                                           120,411                     126,558
TOTAL ASSETS                                           170,556                     176,564
CURRENT LIABILITIES                                     13,507                      14,232
BONDS                                                   84,821                      80,852
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,556                     176,564
SALES                                                   46,869                      35,600
TOTAL REVENUES                                          48,010                      37,281
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          24,820                      19,829
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,385                       5,924
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                    924                           0
NET INCOME                                              13,881                      11,528
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.4

                                    Form S-X
                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO POWER DEVELOPERS AND SUBSIDIARY
                                            ------------------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                  Yes    X No          information extracted from *_____________
                  ---   ---            and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS    X   9 - MOS
                                          ---  ---        --- ---
                                              X YEAR          YEAR
                                             ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      SEP - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                        78                       9,674
SECURITIES                                               8,281                       9,862
RECEIVABLES                                             14,479                      18,987
ALLOWANCES                                                  82                          82
INVENTORY                                                    0                           0
CURRENT ASSETS                                          23,451                      39,298
PP&E                                                   225,873                     226,041
DEPRECIATION                                           105,364                     110,949
TOTAL ASSETS                                           164,543                     172,720
CURRENT LIABILITIES                                     13,800                      16,284
BONDS                                                   71,246                      66,958
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             164,543                     172,720
SALES                                                   46,149                      38,193
TOTAL REVENUES                                          46,575                      39,274
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          27,410                      21,433
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,500                       5,051
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,777                           0
NET INCOME                                               9,888                      12,790
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Bishop, Sr., certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2004                 Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By: /S/ JAMES D. BISHOP, SR.
                                              ------------------------
                                                  James D. Bishop, Sr.
                                                  Director, Chairman &
                                                  Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. McCallion, certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2004                 Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By: /S/ CHRISTOPHER T. MCCALLION
                                              ----------------------------
                                                  Christopher T. McCallion
                                                  Executive Vice President
                                                  & Chief Financial Officer
                                                  Principal Financial &
                                                  Accounting Officer

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  November 12, 2004                 Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By: /S/ JAMES D. BISHOP, SR.
                                              ------------------------
                                                  James D. Bishop, Sr.
                                                  Director, Chairman &
                                                  Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  November 12, 2004               Caithness Coso Funding Corp.
                                       a Delaware Corporation

                                        By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President
                                                & Chief Financial Officer
                                                Principal Financial &
                                                Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  November 12, 2004                By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO FINANCE PARTNERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  November 12, 2004                By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general Partnership

                                        By: New CHIP Company, LLC,
                                             its Managing General Partner

Date:  November 12, 2004                By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                       COSO POWER DEVELOPERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CTC Company, LLC,
                                             its Managing General Partner

Date:  November 12, 2004                By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)